Form 10-Q
period 2004-06-30
PDC 2003-B LP
filed 2004-08-11
CIK 1270427

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2004

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

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 18,916	23,773
Accounts receivable - oil and gas revenues	1,464,074	1,011,476
Total current assets	1,482,990	1,035,249

Oil and gas properties, successful efforts method	18,874,302	18,874,302
Less accumulated depreciation, depletion
and amortization	2,039,953	548,863
	16,834,349	18,325,439

	$ 18,317,339	19,360,688

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 175,803	17,190
Total current liabilities	175,803	17,190

Asset retirement obligations	10,796	10,796

Partners' Equity	18,130,740	19,332,702

	$18,317,339	19,360,688

See accompanying notes to financial statements.

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three and Six Months ended June 30, 2004

(Unaudited)

Three Months Ended Six Months Ended

June 30, 2004 June 30, 2004

Revenues:
Sales of oil and gas	$ 1,525,070	3,671,758
Interest income	489	547
	1,525,559	3,672,305
Expenses:
Lifting cost	224,878	463,995
Depreciation, depletion, and amortization	648,786	1,491,090
	873,664	1,955,085
Net income	$ 651,895	1,717,220

Net income per limited and additional general partner unit	$ 601	$ 1,584

See accompanying notes to financial statements.

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six months ended June 30, 2004

(Unaudited)

	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$15,466,162	3,866,540	-	19,332,702

Distributions to partners	(2,203,149)	(550,786)	-	(2,753,935)

Comprehensive income:
Net income	1,373,776	343,444	-	1,717,220
Change in fair value of outstanding hedging positions			(140,029)
Less reclassification adjustments for settled contracts included in net income			(25,218)
Other comprehensive loss			(165,247)	(165,247)
Comprehensive income				1,551,973

Balance June 30, 2004	$ 14,636,789	3,659,198	(165,247)	18,130,740

See accompanying notes to financial statements.

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Six Months ended June 30, 2004

(Unaudited)

2004
Cash flows from operating activities:
Net income	$1,717,220
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	1,491,090
Changes in operating assets and liabilities: Increase in accounts receivable - oil and gas revenues	(452,598)
Decrease in accrued expenses	(6,634)
Net cash provided from operating activities	2,749,078

Cash flows from financing activities:
Distributions to partners	(2,753,935)
Net cash used by financing activities	(2,753,935)

Net decrease in cash	(4,857)
Cash at beginning of period	23,773
Cash at end of period	$ 18,916

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

3. Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves which will be determined at year end by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

6. New Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights (leases) associated with extracting oil and gas intangible assets in the balance sheets, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Partnership has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

separate intangible assets line item on the balance sheet, the Partnership would be required to reclassify the historical cost of approximately $219,125 of mineral rights associated with developed oil and gas properties as of June 30, 2004 and December 31, 2003 out of oil and gas properties and into a separate intangible mineral rights assets line item. The Partnership's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be amortized and assessed for impairment. There is a proposed FASB staff position issued that clarifies that reclassification will not be necessary under the exception to SFAS No. 142 but the comment period is still open. Final resolution is expected by the end of the Partnership's third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on September 3, 2003 with initial Limited and Additional General Partner contributions of $17,345,901 and the Managing General Partner's cash contribution of $3,772,733 in accordance with the Agreement. After payment of syndication costs of $1,821,320 and a one-time management fee to the Managing General Partner of $433,438 the Partnership had available cash of $18,863,666 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by December 31, 2003. Twenty-six wells have been drilled, all of which have been completed as producing wells. No additional wells will be drilled.

The Partnership had net working capital at June 30, 2004 of $1,307,187.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended March 31, 2004

Oil and gas sales for the three months ended June 30, 2004 were $1,525,070. For the three months ended June 30, 2004, the Partnership sold 230,694 Mcf of gas and 14,456 barrels of oil at average prices of $4.62 and $31.84, respectively. The Lifting cost per Mcfe for the three months ended June 30, 2004 amounted to $.71. While the Partnership experienced a net income of $651,895, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $1,590,242 to the partners for the three months ended June 30, 2004.

Six months ended June 30, 2004

Oil and gas sales for the six months ended June 30, 2004 were $3,671,758. For the six months ended June 30, 2004, the Partnership sold 451,268 Mcf of gas and 46,379 barrels of oil at average prices of $4.61 and $34.31, respectively. The Lifting cost per Mcfe in the first six months of 2004 amounted to $.64. While the Partnership experienced a net income of $1,717,220, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $2,753,935 to the partners for the six months ended June 30, 2004.

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

Depreciation, Depletion and Amortization

Exploration and development costs are accounted for by the successful efforts method.

Costs of proved properties including leasehold acquisition, exploration and development costs and equipment are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis.

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

Because of the uncertainty surrounding natural gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2005 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2004 through October 2004, the Partnership has floors in place in a range from $3.20 to $4.17 on 20,647 Mmbtu of monthly production and ceilings in place at $4.70 on 10,323 Mmbtu of monthly production.

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Open option contracts maturing in the next twelve months are for the sales of 103,234 Mmbtu of natural gas with an average ceiling price of $5.17 and for the sale of 206,467 Mmbtu of natural gas with an average floor price of $4.11 and a fair value of $(120,396). The maximum term over which the Partnership is hedging exposure to variability of cash flows for commodity price risk is 16 months. For the period from November 2004 through March 2005, the Partnership has floors in place at $5.04 on 16,517 Mmbtu of monthly production and ceilings in place at $6.00 on 8,259 Mmbtu of monthly production. For the period April 2005 through October 2005, the Partnership has floors in place at $3.10 on 13,764 Mmbtu of monthly production and ceilings in place at $4.43 on 6,882 Mmbtu of monthly production. As of June 30, 2004 the Partnership had total option contracts for the sale of 130,763 Mmbtu of natural gas with an average ceiling price of $5.01 and for the sale of 261,525 Mmbtu of natural gas with an average floor price of $3.90. The fair value of these floors and ceilings on natural gas as of June 30, 2004 is $(58,920).

As of June 30, 2004 the Partnership had total open oil future contracts on 19,326 barrels of oil with a total contract amount of $611,291 and a fair value of $(106,327). All of the oil future contracts mature within the next twelve months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31.1
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31.2
Section 1350 Certifications by Chief Executive Officer	32.1

Section 1350 Certifications by Chief Financial Officer	32.2

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2003-B Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 11, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: August 11, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer