Form 10-Q
period 2005-06-30
PDC 2003-B LP
filed 2005-07-22
CIK 1270427

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2005

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

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2005 and December 31, 2004

Assets
	2005	2004
	(Unaudited)

Current assets:
Cash	$ 19,689	20,399
Accounts receivable - oil and gas revenues	901,450	1,244,771
Total current assets	921,139	1,265,170

Oil and gas properties, successful efforts method	18,874,640	18,874,640
Less accumulated depreciation, depletion
and amortization	3,838,386	3,122,776
	15,036,254	15,751,864

	$ 15,957,393	17,017,034

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 154,161	196,678
Total current liabilities	154,161	196,678

Asset retirement obligations	12,161	11,807

Partners' Equity	15,791,071	16,808,549

	$15,957,393	17,017,034

See accompanying notes to financial statements.

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Sales of oil and gas	$ 951,836	1,525,070	2,045,090	3,671,758
Interest income	2,024	489	3,121	547
	953,860	1,525,559	2,048,211	3,672,305
Expenses:
Lifting cost	167,359	224,878	353,966	463,995
Direct administration cost	177	-	354	-
Depreciation, depletion, and amortization	320,821	648,786	715,610	1,491,090
	488,357	873,664	1,069,930	1,955,085
Net income	$ 465,503	651,895	978,281	1,717,220

Net income per limited partner unit	$ 429	601	902	1,584

                See accompanying notes to financial statements.

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income (Loss)

Six months ended June 30, 2005

(Unaudited)

	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2004	$13,530,594	3,382,650	(104,695)	16,808,549

Distributions to partners	(1,568,841)	(392,209)	-	(1,961,050)

Comprehensive income:
Net income	782,625	195,656	-	978,281
Change in fair value of outstanding hedging positions			(102,273)
Less reclassification adjustments for settled contracts included in net income			67,564
Other comprehensive loss			(34,709)	(34,709)
Comprehensive income				943,572

Balance June 30, 2005	$ 12,744,378	3,186,097	(139,404)	15,791,071

See accompanying notes to financial statements.

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$978,281	1,717,220
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	715,610	1,491,090
Accretion of asset retirement obligations	354	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable - oil and gas revenues	274,880	(452,598)
Decrease in accounts payable	(8,785)	(6,634)
Net cash provided from operating activities	1,960,340	2,749,078

Cash flows from financing activities:
Distributions to partners	(1,961,050)	(2,753,935)
Net cash used by financing activities	(1,961,050)	(2,753,935)

Net decrease in cash	(710)	(4,857)
Cash at beginning of period	20,399	23,773
Cash at end of period	$ 19,689	18,916

See accompanying notes to financial statements.

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1.     Accounting Policies

        The accompanying condensed interim financial statements and related disclosures are unaudited and have been prepared pursuant to U.S. generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the Commission).  As permitted by these regulations, certain information and footnote disclosures that would typically be required in annual financial statements have been condensed or omitted.  However, management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the PDC 2003-B Limited Partnership's (the Partnership) Annual Report on Form 10-K for the year ended December 31, 2004.

2.     Use of Estimates

        To prepare financial statements in accordance with generally accepted accounting principles, the Partnership's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period.  Actual results could differ from those estimates.

3.     Oil and Gas Properties

 The Partnership follows the successful efforts method of accounting for the cost of exploring for and  developing oil and gas reserves.  Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by Petroleum Development Corporation's (the Managing General Partner's) petroleum engineers.  If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole cost.

The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices.  Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties.  If net capitalized cost exceeds undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

4.        Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years.  Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase. The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

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

5.     Derivative Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas and oil production. These instruments consist of CIG (Colorado Interstate Gas Index) based contracts for Colorado production, and NYMEX (New York Mercantile Exchange) traded oil futures and option contracts for Colorado oil production.  The costless collars and option contracts hedge committed and anticipated oil and natural gas sales generally forecasted to occur within a 24 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as a hedge of a forecasted transaction (future production and sales of oil and gas) ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2005 or 2004.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is designated as a hedging instrument, because it is probable that a forecasted transaction will not occur, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on September 3, 2003 with initial Limited and Additional General Partner contributions of $17,345,901 (867.30 units) and the Managing General Partner's cash contribution of $3,772,733 in accordance with the

Limited Partnership Agreement.  After payment of syndication costs of $1,821,320 and a one-time management fee to the Managing General Partner of $433,648 the Partnership had available cash of $18,863,666 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by December 31, 2003.  Twenty-six wells have been drilled, all of which have been completed as producing wells.   No additional wells will be drilled.

The Partnership had working capital at June 30, 2005 of $766,978.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  Under the Limited Partnership Agreement, the Partnership is not permitted to borrow funds.

Results of Operations

Three months ended June 30, 2005 compared with June 30, 2004

Oil and gas sales for the three months ended June 30, 2005 were $951,836 compared to $1,525,070 for the three months ended June 30, 2004, a decrease of $573,234 or 37.6%.  The volume of natural gas sold for the three months ended June 30, 2005, was 103,642 Mcf at an average sales price of $5.98 per Mcf compared to 230,694 Mcf at an average price of $4.62 per Mcf for the three months ended June 30, 2004.  The volume of oil sold for the three months ended June 30, 2005 was 6,974 barrels at an average sales price of $47.53 compared to 14,456 barrels at an average price of $31.84 for the three months ended June 30, 2004.  The lifting cost for the three months ended June 30, 2005 was $1.15 per Mcfe compared to $0.71 per Mcfe for the three months ended June 30, 2004. This increase is partially attributed to the increase in severance and property taxes along with costs associated with workovers.  The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe.  Depreciation, depletion and amortization for the three months ended June 30, 2005 was $320,821 compared to $648,786 for the three months ended June 30, 2004.  The Partnership experienced a net income of $465,503 and $651,895 and distributed $889,594 and $1,590,242 to the partners for the three months ended June 30, 2005 and 2004, respectively.

Six Months ended June 30, 2005 compared with June 30, 2004

Oil and gas sales for the six months ended June 30, 2005 were $2,045,090 compared to $3,671,758 for the six months ended June 30, 2004, a decrease of $1,626,668 or 44.3%.  The volume of natural gas sold for the six months ended June 30, 2005, was 238,397 Mcf at an average sales price of $5.72 per Mcf compared to 451,268 Mcf at an average price of $4.61 per Mcf for the six months ended June 30, 2004.  The volume of oil sold for the six months ended June 30, 2005 was 14,353 barrels at an average sales price of $47.53 compared to 46,379 barrels at an average price of $34.31 for the six months ended June 30, 2004.  The lifting cost for the six months ended June 30, 2005 was $1.09 per Mcfe compared to $.64 per Mcfe for the six months ended June 30, 2004.  The increase is partially attributed to the increase in severance and property taxes along with costs associated with workovers.  The fixed costs of operations and well maintenance are allocated to lower production volumes therefore increasing the lifting cost per Mcfe.  Depreciation, depletion, and amortization for the six months ended June 30, 2005 was $715,610 compared to $1,491,090 for the six months ended June 30, 2004.  The Partnership experienced a net income of $978,281 and $1,717,220 and distributed $1,961,050 and $2,753,935 to the partners for the six months ended June 30, 2005 and 2004 respectively.

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

The Partnership's revenue from oil and gas will be affected by changes in prices.  As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand.  The Partnership's oil and gas sales prices are subject to increase and decrease based on various market sensitive indices.

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of the Partnership's financial condition and results of operations and require management's most subjective or complex judgments.  In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, and information available from other outside sources, as appropriate. The Partnership's critical accounting policies and estimates are as follows:

Revenue Recognition.  Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month to three years.  Virtually all of the Managing General Partner's contracts pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership's revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase. The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

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

Impairment of Long-Lived Assets The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

Oil and Gas Properties

Exploration and development costs are accounted for by the successful efforts method.

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes.  Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes are capitalized.

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Unproved properties and leases are written-off to expense when it is determined that they will expire to be abandoned.

Costs of proved properties, including leasehold acquisitions, exploration and development costs and equipment, are depreciated and depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

On March 30, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47).  This interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Thus, the timing and/or method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists.  FIN No. 47 will be effective for the Partnership at the end of the fiscal year ended December 31, 2005. The Partnership has not yet determined the final impact on the Partnership's financial position or results of operations of the application of FIN No. 47, however the Partnership does expect to record an unfavorable cumulative effect of change in accounting principle within the statement of operations before year end.  Such effect may be material to the financial statements.

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of oil and natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of June 30, 2005 and June 30, 200 4.

	Type	Quantity Gas-Mmbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Market Value

Total Contracts as of June 30, 2005
Natural Gas	Floors	173,227	$ 4.27	-	$ 3,762
Natural Gas	Ceilings	86,614	$ 6.83	-	$ 66,846)
Oil	Floors	8,389	$32.30	$270,956	$ 35
Oil	Ceilings	4,194	$40.00	$167,775	$ (76,355)
Contracts maturing in 12 months following June 30, 2005
Natural Gas	Floors	139,591	$ 4.22	-	$ 2,399
Natural Gas	Ceilings	69,795	$ 6.72	-	$ (57,922)
Oil	Floors	8,389	$32.30	$270,956	$ 35
Oil	Ceilings	4,194	$40.00	$167,775	$ (76,355)
Prior Year Total Contracts as of June 30, 2004
Natural Gas	Floors	261,525	$ 3.90	-	-
Natural Gas	Ceilings	130,763	$ 5.01	-	$ (58,920)
Oil	Sales	19,326	$31.63	$611,293	$(106,327)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 16 months.

PDC 2003-B LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2005, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4.          Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Managing General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange

Act Rule 13a-15(e)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Partnership's last fiscal quarter and subsequent to the date of their evaluation.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1           Legal Proceedings

                     None.

Item 6           Exhibits

Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	31
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Limited Partnership	32

                                                                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 2003-B Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: July 22, 2005	/s/ Steven R. Williams Steven R. Williams Chief Executive Officer

Date: July 22, 2005	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer