Form 10-Q
period 2010-06-30
PDC 2003-B LP
filed 2010-12-15
CIK 1270427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

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

As of June 30, 2010 the Partnership had 867.33 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

●	the effect of natural gas and oil derivatives activities;
●	conditions in the capital markets; and
●	losses possible from pending or future litigation.

Further, the Partnership urges the reader to carefully review and consider the cautionary statements made in this report, the Partnership’s annual reports on Form 10-K and Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on August 3 and August 27, 2010 (“2009 Form 10-K”or “2009 Form 10-K/A,” respectively) and the Partnership’s other filings with the SEC and public disclosures.  The Partnership cautions you not to place undue reliance on forward-looking statements, which speak only as of the date made.  Other than as required under the securities laws, the Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

PDC 2003-B Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2010	December 31, 2009*
Assets

Current assets:
Cash and cash equivalents	$57,519	$57,505
Accounts receivable	80,179	158,083
Oil inventory	17,499	15,343
Due from Managing General Partner-derivatives	214,823	204,247
Total current assets	370,020	435,178

Natural gas and oil properties, successful efforts method, at cost	14,130,397	14,129,625
Less: Accumulated depreciation, depletion and amortization	(8,164,657)	(7,852,403)
Oil and gas properties, net	5,965,740	6,277,222

Due from Managing General Partner-derivatives	379,535	161,426
Other assets	42,736	36,152
Total noncurrent assets	6,388,011	6,474,800

Total Assets	$6,758,031	$6,909,978

Liabilities and Partners’ Equity

Current liabilities:
Accounts payable and accrued expenses	$57,563	$12,568
Due to Managing General Partner-derivatives	158,438	164,260
Due to Managing General Partner-other, net	232,398	98,610
Total current liabilities	448,399	275,438

Due to Managing General Partner-derivatives	402,129	482,463
Asset retirement obligations	223,166	216,681
Total liabilities	1,073,694	974,582

Commitments and contingent liabilities

Partners’ equity:
Managing General Partner	1,139,564	1,189,777
Limited Partners - 867.33 units issued and outstanding	4,544,773	4,745,619
Total Partners’ equity	5,684,337	5,935,396

Total Liabilities and Partners’ Equity	$6,758,031	$6,909,978

*Derived from audited 2009 balance sheet

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-B Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Natural gas and oil sales	$240,446	$259,042	$606,480	$498,778
Commodity price risk management gain (loss), net	130,362	(301,981)	497,412	(292,882)
Total revenues	370,808	(42,939)	1,103,892	205,896

Operating costs and expenses:
Natural gas and oil production costs	162,570	104,440	261,816	225,478
Direct costs - general and administrative	218,659	10,369	291,224	28,209
Depreciation, depletion and amortization	139,630	272,924	312,254	533,904
Accretion of asset retirement obligations	3,266	2,231	6,485	4,462
Total operating costs and expenses	524,125	389,964	871,779	792,053

(Loss) income from operations	(153,317)	(432,903)	232,113	(586,157)

Interest income	7	7,727	14	15,661

Net (loss) income	$(153,310)	$(425,176)	$232,127	$(570,496)

Net (loss) income allocated to partners	$(153,310)	$(425,176)	$232,127	$(570,496)
Less: Managing General Partner interest in net (loss) income	(30,662)	(85,035)	46,425	(114,099)
Net (loss) income allocated to Investor Partners	$(122,648)	$(340,141)	$185,702	$(456,397)

Net (loss) income per Investor Partner unit	$(141)	$(392)	$214	$(526)

Investor Partner units outstanding	867.33	867.33	867.33	867.33

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-B Limited Partnership
Condensed Statements of Cash Flows
(unaudited)
	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$232,127	$(570,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	312,254	533,904
Accretion of asset retirement obligations	6,485	4,462
Unrealized (gain) loss on derivative transactions	(314,841)	824,475
Changes in operating assets and liabilities:
Decrease in accounts receivable	77,904	32,402
(Increase) decrease in oil inventory	(2,156)	12,013
Increase in other assets	(6,584)	(7,008)
Increase (decrease) in accounts payable and accrued expenses	44,995	(9,750)
Decrease in due from Managing General Partner - other, net	0	243,603
Increase in due to Managing General Partner - other, net	133,788	-
Net cash provided by operating activities	483,972	1,063,605

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(772)	(5,333)
Net cash used in investing activities	(772)	(5,333)

Cash flows from financing activities:
Distributions to Partners	(483,186)	(1,057,583)
Net cash used in financing activities	(483,186)	(1,057,583)

Net increase in cash and cash equivalents	14	689
Cash and cash equivalents, beginning of period	57,505	56,772
Cash and cash equivalents, end of period	$57,519	$57,461

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 1−General and Basis of Presentation

The PDC 2003-B Limited Partnership (the “Partnership”) was organized as a limited partnership on June 13, 2003, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of the sale of Partnership units on September 3, 2003, the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado and from the wells, the Partnership produces and sells natural gas and oil.

Purchasers of partnership units subscribed to and fully paid for 19.79 units of limited partner interests and 847.54 units of additional general partner interests at $20,000 per unit.  In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), Petroleum Development Corporation, a Nevada Corporation that now conducts business under the name “PDC Energy”, is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner” or “PDC”) and has a 20% Managing General Partner ownership in the Partnership.  Upon completion of the drilling phase of the Partnership’s wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership.  Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 80% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the portion of units owned in the Partnership, and 20% to the Managing General Partner.

As of June 30, 2010, there were 781 Investor Partners.  As of June 30, 2010 the Managing General Partner has repurchased 33.38 units of the total 867.33 outstanding units of Partnership interests from Investor Partners at an average price of $7,282 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

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

In the Managing General Partner’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC.  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in the Partnership’s 2009 Form 10-K.  The Partnership’s accounting policies are described in the Notes to Financial Statements in the Partnership’s 2009 Form 10-K and updated, as necessary, in this Form 10-Q.  The results of operations for the three and six months ended June 30, 2010, and the cash flows for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year or any other future period.

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
June 30, 2010
(unaudited)

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

Internal Control over Financial Reporting in Exchange Act Periodic Reports

By Final Rule effective September 21, 2010, the SEC amended its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002, or SOX, as added by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new SEC rules exempt the Partnership as a smaller reporting company filer, from the SOX requirement that registrants, which are accelerated or large accelerated filers, obtain and include in their annual report filed with the SEC, their independent registered public accounting firm’s attestation report on the effectiveness of the registrant’s internal controls over financial reporting.

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

	June 30, 2010	December 31, 2009

Natural gas and oil sales revenues collected from the Partnership’s third-party customers	$66,999	$106,460
Commodity Price Risk Management, Realized Gains	20,546	132,191
Other (1)	(319,943)	(337,261)
Total Due to Managing General Partner-other, net	$(232,398)	$(98,610)

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner.  The majority of these are operating costs or general and administrative costs which have not been deducted from distributions.

Index

PDC 2003-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for three and six months ended June 30, 2010 and 2009.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas and oil production costs” line item on the statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Well operations and maintenance	$142,383	$83,445	$228,407	$181,460
Gathering, compression and processing fees	7,963	8,090	17,276	16,466
Direct costs - general and administrative	218,659	10,369	291,224	28,209
Cash distributions*	46,405	111,624	110,665	230,063

*Cash distributions include $5,904 and $14,027 during the three and six months ended June 30, 2010, respectively, and $10,125 and $18,547 during the three and six months ended June 30, 2009, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

Note 4−Fair Value Measurements

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses financial institutions, which are also major lenders in PDC’s credit facility agreement, as counterparties to the Partnership’s derivative contracts.  The Managing General Partner has evaluated the credit risk of the counterparties holding the Partnership’s derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, as of June 30, 2010, the impact of non-performance risk on the fair value of the Partnership’s derivative assets and liabilities was not significant.  Validation of the Partnership’s contracts’ fair values are performed internally and while the Managing General Partner uses common industry practices to develop valuation techniques, changes in the Managing General Partner’s pricing methodologies or the underlying assumptions could result in significantly different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2003-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2009
Assets:
Commodity based derivatives	$163,840	$201,833	$365,673
Total assets	163,840	201,833	365,673

Liabilities:
Commodity based derivatives	(11,426)	(49,433)	(60,859)
Basis protection derivative contracts	—	(585,864)	(585,864)
Total liabilities	(11,426)	(635,297)	(646,723)

Net asset (liability)	$152,414	$(433,464)	$(281,050)

As of June 30, 2010
Assets:
Commodity based derivatives	$512,182	$82,176	$594,358
Total assets	512,182	82,176	594,358

Liabilities:
Commodity based derivatives	—	(26,924)	(26,924)
Basis protection derivative contracts	—	(533,643)	(533,643)
Total liabilities	—	(560,567)	(560,567)

Net asset (liability)	$512,182	$(478,391)	$33,791

The following table presents the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Six months ended
June 30, 2010
Fair value, net liability, as of December 31, 2009	$(433,464)
Changes in fair value included in statement of operations line item:
Commodity price risk management, net	81,340
Settlements	(126,267)
Fair value, net liability, as of June 30, 2010	$(478,391)

Change in unrealized gains (losses) relating to assets (liabilities) still held as of June 30, 2010 included in statement of operations line item:
Commodity price risk management, net	$61,633

See Note 5, Derivative Financial Instruments, for additional disclosure related to the Partnership’s derivative financial instruments.

Non-Derivative Assets and Liabilities.  The carrying values of the financial instruments comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

Note 5−Derivative Financial Instruments

As of June 30, 2010, the Partnership had derivative instruments, comprised of commodity collars, commodity fixed-price swaps and a basis swap, in place for a portion of its anticipated production through 2013 for a total of 455,978 MMbtu of natural gas and 6,698 Bbls of oil.  Partnership policy prohibits the use of natural gas and oil derivative instruments for speculative purposes.

Index

PDC 2003-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table summarizes the line item and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets.

			Fair Value
Derivative instruments not designated as hedge (1):		Balance Sheet Line Item	June 30, 2010	December 31, 2009

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$214,823	$204,247

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	379,535	161,426

Total Derivative Assets			$594,358	$365,673

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$(12,299)	$(11,745)

	Basis protection contracts	Due to Managing General Partner-derivatives	(146,139)	(152,515)

	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(14,625)	(49,114)

	Basis protection contracts	Due to Managing General Partner-derivatives	(387,504)	(433,349)

Total Derivative Liabilities			$(560,567)	$(646,723)

(1) As of June 30, 2010 and December 31, 2009, none of the Partnership’s derivative instruments were designated as hedges.

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Losses For the Current Period	Total

Commodity price risk management, net
Realized gains (losses)	$18,070	$7,451	$25,521	$227,274	$(19,602)	$207,672
Unrealized (losses) gains	(18,070)	122,911	104,841	(227,274)	(282,379)	(509,653)
Total commodity price risk management gain (loss), net	$—	$130,362	$130,362	$—	$(301,981)	$(301,981)

	Six months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Commodity price risk management, net
Realized gains	$106,540	$76,031	$182,571	$435,382	$96,211	$531,593
Unrealized (losses) gains	(106,540)	421,381	314,841	(435,382)	(389,093)	(824,475)
Total commodity price risk management gain (loss), net	$—	$497,412	$497,412	$—	$(292,882)	$(292,882)

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

Index

PDC 2003-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 6−Commitments and Contingencies

Environmental

Due to the nature of the natural gas and oil business, the Partnership is exposed to environmental risks.  The Managing General Partner has various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination.  The Managing General Partner conducts periodic reviews to identify changes in the Partnership’s environmental risk profile.  Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  As of June 30, 2010, the Partnership had accrued an environmental remediation liability included in Balance Sheet line item captioned “Accounts payable and accrued expenses.” This accrual represents costs estimated to be incurred in addition to normal recurring environmental-related expenditures which have been incurred and recorded at June 30, 2010.  During the second quarter of 2010, the Managing General Partner identified existing ground contamination at one Partnership well.  The accrual of approximately $50,000 is the estimated cost attributable to the Partnership, based principally on estimated third party costs, to remediate the ground contamination.  The Managing General Partner is not aware of any environmental claims existing as of June 30, 2010, which have not been provided for or would otherwise have a material impact on the Partnership’s financial statements.  However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership’s properties.

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

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

PDC 2003-B Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership began oil and gas operations in September 2003 and operates 25 gross (22.3 net) productive wells located in the Rocky Mountain Region in the state of Colorado.  One additional Wattenberg Field Partnership well (0.9 net well) is temporarily not in production at June 30, 2010 due to equipment problems.  The Managing General Partner markets the Partnership’s natural gas production to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC does not charge an additional fee for the marketing of the natural gas and oil because these services are covered by the monthly well operating charge.  PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership’s results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

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

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Partnership Operating Results Overview

Natural gas and oil sales increased 22% or $0.1 million for the first six months of 2010 compared to the first six months of 2009, even though production volumes decreased 24% period-to-period.  This increase was driven primarily by the improved commodity price environment.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.16 for the current year period compared to $3.85 for the same period a year ago.  Realized derivative gains from natural gas and oil sales contributed an additional $1.86 per Mcfe or $0.2 million to the first six months of 2010 total revenues.  Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased to $8.02 for the current year six months from $7.96 for the same prior year period.

Direct costs−administrative and general increased by $0.3 million during the 2010 six month period due to the Partnership’s independent registered public accounting firm fees rendered for audit services.  These audit services were conducted under the 2010 Partnership SEC reporting compliance effort related to the filing of the Partnership’s financial statements for the years 2005 through 2009.

Results of Operations

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Number of producing wells (end of period)	25	26	-4%	25	26	-4%

Production (1)
Natural gas (Mcf)	36,677	49,663	-26%	76,870	100,489	-24%
Oil (Bbl)	1,456	2,644	-45%	3,594	4,829	-26%
Natural gas equivalents (Mcfe) (2)	45,413	65,527	-31%	98,434	129,463	-24%

Natural Gas and Oil Sales
Natural gas	$134,210	$119,388	12%	$344,838	$281,083	23%
Oil	106,236	139,654	-24%	261,642	217,695	20%
Total natural gas and oil sales	$240,446	$259,042	-7%	$606,480	$498,778	22%

Realized Gain on Derivatives, net
Natural gas	$69	$149,676	-100%	$133,260	$385,574	-65%
Oil	25,452	57,996	-56%	49,311	146,019	-66%
Total realized gain on derivatives, net	$25,521	$207,672	-88%	$182,571	$531,593	-66%

Average Selling Price (excluding realized gain on derivatives)
Natural gas (per Mcf)	$3.66	$2.40	52%	$4.49	$2.80	60%
Oil (per Bbl)	72.96	52.82	38%	72.80	45.08	61%
Natural gas equivalents (per Mcfe)	5.29	3.95	34%	6.16	3.85	60%

Average Selling Price (including realized gain on derivatives)
Natural gas (per Mcf)	$3.66	$5.42	-32%	$6.22	$6.63	-6%
Oil (per Bbl)	90.45	74.75	21%	86.52	75.32	15%
Natural gas equivalents (per Mcfe)	5.86	7.12	-18%	8.02	7.96	1%

Average Lifting Cost (per Mcfe) (3)	$3.58	$1.59	125%	$2.66	$1.74	53%

Operating costs and expenses
Direct costs - general and administrative	$218,659	$10,369	*	$291,224	$28,209	*
Depreciation, depletion and amortization	$139,630	$272,924	-49%	$312,254	$533,904	-42%

Cash distributions	$202,505	$507,496	-60%	$483,186	$1,057,583	-54%

*Percentage change not meaningful, equal to or greater than 250% or not calculable.  Amounts may not calculate due to rounding.

(1)
Production is determined by multiplying the gross production volume of properties in which the Partnership has an interest by the percentage of the leasehold or other property interest the Partnership owns.

(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

(3)	Lifting costs represent natural gas and oil operating expenses which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

●	Bbl – One barrel or 42 U.S. gallons liquid volume
●	MBbl – One thousand barrels
●	Mcf – One thousand cubic feet
●	MMcf – One million cubic feet
●	Mcfe – One thousand cubic feet of natural gas equivalents
●	MMcfe – One million cubic feet of natural gas equivalents
●	MMbtu – One million British Thermal Units

Natural Gas and Oil Sales

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The $0.1 million, or 22% increase in sales for the 2010 six month period as compared to the prior year period, was primarily a reflection of the significantly higher average sales price per Mcfe of 60%, which was partially offset by a production volume decrease of 24%.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.16 for the current year six month period compared to $3.85 for the same period a year ago.

Natural gas and oil revenues increased by 23% and 20%, respectively. The Partnership’s natural gas revenue increase resulted from rising commodity prices per Mcf, of 60%, which were partially offset by lower Partnership natural gas production volumes of 24%.  This compares to the more moderate oil revenue increase in which the rise in commodity prices per Bbl, of 61% was partially offset by a slightly steeper decline in oil production volumes of 26% during the current six month period.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The moderate 7% decline in sales for the 2010 second quarter as compared to the prior year second quarter was primarily a reflection of the production volume decrease of 31% which was substantially offset by the higher average sales price per Mcfe of 34%.  Average sales prices per Mcfe, excluding the impact of realized derivative gains, were $5.29 for the current year quarter compared to $3.95 for the same quarter a year ago.

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

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a variety of prices, which primarily includes natural gas sold at Colorado Interstate Gas, or CIG, prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby regional prices.  The CIG Index, and other indices for production delivered to Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based, because of the lack of interstate transmission capacity which moved Rocky Mountain natural gas production to Northeastern U.S. industrial and heating markets.  This negative differential has narrowed in the last year and is lower than historical variances.  This negative differential between NYMEX and CIG averaged $1.13 and $1.38 for the three and six months ended June 30, 2009, respectively, and narrowed to an average of $0.48 and $0.32 for the three and six months ended June 30, 2010, respectively.

Commodity Price Risk Management, Net

The Managing General Partner, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to utilize various derivative instruments to manage volatility in natural gas and oil prices.  Commodity price risk management, net includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to the Partnership’s natural gas and oil production.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC.  Derivative financial instrument positions taken by the Managing General Partner on the Partnership’s behalf, are specifically designated to the Partnership’s production volumes. See Note 4, Fair Value Measurements and Note 5, Derivative Financial Instruments, to the Partnership’s unaudited condensed financial statements included in this report, for additional details on the Partnership’s derivative financial instruments.

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Commodity price risk management gain (loss), net
Realized gain
Oil	$25,452	$57,996	$49,311	$146,019
Natural Gas	69	149,676	133,260	385,574
Total realized gain, net	25,521	207,672	182,571	531,593

Unrealized gain (loss)
Reclassification of realized gain included in prior periods unrealized	(18,070)	(227,274)	(106,540)	(435,382)
Unrealized gain (loss) for the period	122,911	(282,379)	421,381	(389,093)
Total unrealized gain (loss), net	104,841	(509,653)	314,841	(824,475)
Commodity price risk management gain (loss), net	$130,362	$(301,981)	$497,412	$(292,882)

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The realized derivative gains for the 2010 six month period were $0.2 million, as a result of lower natural gas and oil spot prices at settlement compared to the respective strike price.  Unrealized gains for the 2010 six month period were due primarily to a downward shift in the natural gas and oil forward curves.  Unrealized gains on the Partnership’s commodity positions for the 2010 six month period were $0.4 million.

For the 2009 six month period, the Partnership realized derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The realized derivative gains for the 2010 second quarter on the Partnership’s commodity positions are the result of lower natural gas and oil spot prices at settlement compared to the respective strike price.  For the 2010 second quarter, the unrealized gains of $0.1 million were primarily related to the Partnership’s commodity positions, as the forward strip price shifted downward during the quarter, and the Partnership’s basis position due to the widening of the NYMEX-CIG basis differential.

For the 2009 second quarter, the Partnership realized derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

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

The following table presents the Partnership’s derivative positions in effect as of June 30, 2010.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
		Weighted Average		Quantity	Weighted Average		Weighted Average	Fair Value at
Commodity/	Quantity	Contract Price		(Gas-Mmbtu(1)	Contract	Quantity	Contract	June 30,
Index	(Gas-Mmbtu(1))	Floors	Ceilings	Oil-Bbls)	Price	(Gas-Mmbtu(1))	Price	2010(2)

Natural Gas
CIG
10/01 - 12/31/2010	11,818	$4.75	$9.45	—	$—	—	$—	$7,213
01/01 - 03/31/2011	17,727	4.75	9.45	—	—	—	—	8,834

NYMEX
07/01 - 09/30/2010	—	—	—	36,932	5.56	39,280	(1.88)	(12,317)
10/01 - 12/31/2010	3,181	5.75	8.30	22,242	6.15	26,387	(1.88)	(901)
01/01 - 03/31/2011	4,340	5.75	8.30	13,813	6.84	18,153	(1.88)	(1,349)
04/01 - 06/30/2011	—	—	—	35,391	6.78	35,391	(1.88)	12,611
07/01 - 12/31/2011	—	—	—	68,585	6.76	68,585	(1.88)	1,175
2012-2013	6,617	6.00	8.27	235,332	7.05	241,948	(1.88)	(9,145)
Total Natural Gas	43,683			412,295		429,744		6,121

Oil
NYMEX
07/01 - 09/30/2010	—	—	—	1,720	92.96	—	—	28,445
10/01 - 12/31/2010	—	—	—	1,720	92.96	—	—	26,149
01/01 - 03/31/2011	—	—	—	782	70.75	—	—	(5,742)
04/01 - 06/30/2011	—	—	—	805	70.75	—	—	(6,558)
07/01 - 12/31/2011	—	—	—	1,671	70.75	—	—	(14,624)
Total Oil	—			6,698		—		27,670

Total Natural Gas and Oil								$33,791

(1)	A standard unit of measure for natural gas (one MMbtu equals one Mcf).
(2)
Approximately 14% of the fair value of the Partnership’s derivative assets and all of the Partnership’s derivative liabilities were measured using significant unobservable inputs (Level 3), see Note 4, Fair Value Measurements, to the accompanying unaudited condensed financial statements included in this report.

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

For the six months ended June 30, 2010 compared to the same period in 2009, natural gas and oil production, on an energy equivalency-basis, decreased 24%, due to normal production declines for this stage in the wells’ production life cycle in addition to production reductions that resulted from well equipment problems at two Partnership wells.  Production and operating costs were somewhat higher by 16%, primarily due to accruing environmental remediation costs in 2010. This production cost increase was partially offset by the downward adjustment of prior year accrued production taxes that was recognized in the first quarter 2010.  Production and operating costs per Mcfe were $2.66 for the six months ended June 30 of 2010 compared to $1.74 for the comparable period in 2009.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

For the quarter ended June 30, 2010 compared to the same period in 2009, natural gas and oil production on an energy equivalency-basis, decreased 31%, primarily as a result of the Partnership wells’ reduced performance due to the reasons noted above, in addition to second quarter operational constraints at some Wattenberg Field wells.  Production and operating costs were higher by approximately $50,000, or 56%, primarily due to the environmental remediation accrual, described above, and higher 2010 well operations costs as a result of the increase in the per well operations fee charged by the Managing General Partner, consistent with the terms of the D&O Agreement.  Production and operating costs per Mcfe were $3.58 and $1.59 for the quarter ended June 30, 2010 and 2009, respectively.

Direct Costs−General and Administrative

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs increased during the six months ended June 30, 2010, compared to the same period in 2009, by approximately $0.3 million principally due to increased fees for professional services related to the Partnership’s SEC reporting compliance efforts previously described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations−Partnership Operating Results Overview.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs increased during the three months ended June 30, 2010, compared to the same period in 2009, by approximately $0.2 million principally due to increased fees for professional services, for the reasons noted above.

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Depreciation, Depletion and Amortization

DD&A expense related to natural gas and oil properties is directly related to production volumes for the period.  For the quarter ended June 30, 2009, the Partnership’s natural gas and oil economically producible reserve quantities were determined by valuing in-ground natural gas and oil resources, at the price of natural gas and oil as of December 31, 2008.  Upon adoption, in the fourth quarter of 2009, of the SEC’s final rule regarding the modernization of oil and gas reporting, the Partnership changed to a valuation price determined by the 12-month average of the first-day-of-the-month price during each month of 2009.

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The DD&A expense rate per Mcfe decreased to $3.17 for the 2010 six month period, compared to $4.12 during the same period in 2009, as calculated by the respective methodologies described above.  The decrease in the per Mcfe rates for the 2010 period compared to the 2009 period is primarily the result of the reduction of the capitalized properties subject to DD&A as a consequence of the fourth quarter 2009 Grand Valley Field loss on natural gas and oil properties’ impairment.  This reduction in the DD&A expense rate period-over-period due to impairment recognition was partially offset by the effect of the Partnership’s proved developed producing reserve revisions at December 31, 2009 compared to December 31, 2008, in which the downward estimate revision of the Partnership’s proved developed producing natural gas and oil reserves in the Partnership’s Grand Valley Field was partially offset by an upward estimate in Wattenberg Field reserves.  The decreased DD&A expense rate, combined with the effect of the production declines noted in previous sections, resulted in a decreased DD&A expense of approximately $0.2 million for the 2010 six month period compared to the same 2009 period.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The DD&A expense rate per Mcfe decreased to $3.07 for the 2010 second quarter, compared to $4.17 during the same quarter in 2009 as calculated by the respective methodologies described above.  The decrease in the per Mcfe rates for the 2010 second quarter compared to the 2009 second quarter is a result of the offsetting effects of the Grand Valley Field impairment recognition and annual reserve estimate revisions, noted above.  The lower DD&A expense rate, combined with the effect of the production declines noted in previous sections, resulted in the DD&A expense reduction of $0.1 million for the 2010 second quarter compared to the same 2009 quarter.

Capital Resources and Liquidity

The Partnership’s primary sources of cash for both the three and the six months ended June 30, 2010 were from funds provided by operating activities which include the sale of natural gas and oil production and the realized gains from the Partnership’s derivative positions.  These sources of cash were primarily used to fund the Partnership’s operating costs, general and administrative activities and provide monthly distributions to the Investor Partners and PDC, the Managing General Partner.  Fluctuations in the Partnership’s operating cash flow are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions.  Commodity prices have historically been volatile and the Partnership attempts to manage this volatility through derivatives.  Therefore, the primary source of the Partnership’s cash flow from operations becomes the net activity between the Partnership’s natural gas and oil sales and realized derivative gains and losses.  However, the Partnership does not engage in speculative positions, nor does the Partnership hold economic hedges for 100% of the Partnership’s expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations.  As of June 30, 2010, the Partnership had natural gas and oil derivative positions in place covering substantially all of the expected natural gas production and 78% of expected oil production for the remainder of 2010, at an average price of $3.95 per Mcf and $92.96 per Bbl, respectively. The Partnership’s current derivative position average prices have declined from the significantly higher average commodity contract strike price levels in effect during the 2009 comparative period, which were the result of contracts entered into during the high 2008 commodity price market; accordingly, the Partnership anticipates realized gains for the next 12 months to remain substantially below gains realized in 2009 and the first quarter of 2010.  See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership’s revenues.

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

Working Capital

The Partnership had negative working capital of $0.1 million at June 30, 2010 compared to working capital of $0.2 million at December 31, 2009.  This decrease of approximately $0.3 million was primarily due to the following changes in accounts receivable balances:

●	Natural gas and oil receivables decreased to $0.1 million as of June 30, 2010, from $0.3 million as of December 31, 2009.
●	Realized derivative gains receivables decreased by $0.1 million as of June 30, 2010 compared to December 31, 2009.

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

Cash Flows

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of natural gas and oil or environmental protection.  These amounts totaled approximately $1,000 and $5,000 for the six months ended June 30, 2010 and 2009, respectively.

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in March 2004 and has distributed $18.5 million through June 30, 2010.  The table below presents the cash distributions to the Managing General Partner and Investor Partners, including Managing General Partner distributions relating to limited partnership units repurchased, for the periods described.

Three months ended June 30,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$40,501	$162,004	$202,505

2009	$101,499	$405,997	$507,496

Six months ended June 30,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$96,638	$386,548	$483,186

2009	$211,516	$846,067	$1,057,583

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

Cash Flows From Operating Activities

Net cash provided by operating activities was $0.5 million for the six months ended June 30, 2010, compared to $1.1 million for the comparable period in 2009.  The approximately $0.6 million decrease in cash provided by operating activities was due primarily to the following:

●	An increase in natural gas and oil sales receipts of $0.1 million, or 21%;

●	A decrease in commodity price risk management realized gains receipts of $0.3 million, or 50%; and an increase in direct costs – general and administrative of $0.3 million; and

●	A decrease in the liability Due to Managing General Partner-other, net, excluding natural gas and oil sales received from third parties and realized derivative gains, of approximately $0.1 million.

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements, included in this report.

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, PDC, as Managing General Partner of the Partnership, carried out an evaluation under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Managing General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in Internal Control over Financial Reporting

PDC, the Managing General Partner, made no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

The following table presents information about the Managing General Partner’s limited partner unit repurchases during the three months ended June 30, 2010.

Period	Total Number of Units Repurchased	Average Price Paid per Unit

April 1−30, 2010	—	$—
May 1−31, 2010	—	—
June 1−30, 2010	2.00	3,455
Total second quarter Unit Repurchase Program repurchases	2.00

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

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