Form 10-Q
period 2010-09-30
PDC 2003-B LP
filed 2010-12-15
CIK 1270427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

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

As of September 30, 2010 the Partnership had 867.33 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

PDC 2003-B Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2010	December 31, 2009*
Assets

Current assets:
Cash and cash equivalents	$37,121	$57,505
Accounts receivable	74,533	158,083
Oil inventory	22,946	15,343
Due from Managing General Partner-derivatives	313,161	204,247
Total current assets	447,761	435,178

Natural gas and oil properties, successful efforts method, at cost	14,133,317	14,129,625
Less: Accumulated depreciation, depletion and amortization	(8,318,155)	(7,852,403)
Oil and gas properties, net	5,815,162	6,277,222

Due from Managing General Partner-derivatives	503,579	161,426
Other assets	45,979	36,152
Total noncurrent assets	6,364,720	6,474,800

Total Assets	$6,812,481	$6,909,978

Liabilities and Partners’ Equity

Current liabilities:
Accounts payable and accrued expenses	$87,569	$12,568
Due to Managing General Partner-derivatives	185,878	164,260
Due to Managing General Partner-other, net	94,639	98,610
Total current liabilities	368,086	275,438

Due to Managing General Partner-derivatives	372,225	482,463
Asset retirement obligations	226,481	216,681
Total liabilities	966,792	974,582

Commitments and contingent liabilities

Partners’ equity:
Managing General Partner	1,171,835	1,189,777
Limited Partners - 867.33 units issued and outstanding	4,673,854	4,745,619
Total Partners’ equity	5,845,689	5,935,396

Total Liabilities and Partners’ Equity	$6,812,481	$6,909,978

*Derived from audited 2009 balance sheet

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-B Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Natural gas and oil sales	$252,506	$291,303	$858,986	$790,081
Commodity price risk management gain (loss), net	257,429	(187,816)	754,841	(480,698)
Total revenues	509,935	103,487	1,613,827	309,383

Operating costs and expenses:
Natural gas and oil production costs	149,587	120,686	411,403	346,164
Direct costs - general and administrative	28,560	38,338	319,784	66,547
Depreciation, depletion and amortization	153,498	270,047	465,752	803,951
Accretion of asset retirement obligations	3,315	2,231	9,800	6,693
Total operating costs and expenses	334,960	431,302	1,206,739	1,223,355

Income (loss) from operations	174,975	(327,815)	407,088	(913,972)

Interest expense	—	(6,750)	—	(6,750)
Interest income	2	8,950	16	24,611

Net income (loss)	$174,977	$(325,615)	$407,104	$(896,111)

Net income (loss) allocated to partners	$174,977	$(325,615)	$407,104	$(896,111)
Less: Managing General Partner interest in net income (loss)	34,996	(65,123)	81,421	(179,222)
Net income (loss) allocated to Investor Partners	$139,981	$(260,492)	$325,683	$(716,889)

Net income (loss) per Investor Partner unit	$161	$(300)	$376	$(827)

Investor Partner units outstanding	867.33	867.33	867.33	867.33

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-B Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$407,104	$(896,111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	465,752	803,951
Accretion of asset retirement obligations	9,800	6,693
Unrealized (gain) loss on derivative transactions	(539,687)	1,189,642
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	83,550	(4,757)
(Increase) decrease in oil inventory	(7,603)	15,189
Increase in other assets	(9,827)	(9,324)
Increase (decrease) in accounts payable and accrued expenses	75,001	(12,960)
Decrease in Due from Managing General Partner - other, net	—	981,438
Decrease in Due to Managing General Partner - other, net	(3,971)	—
Net cash provided by operating activities	480,119	2,073,761

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(3,692)	(95,905)
Net cash used in investing activities	(3,692)	(95,905)

Cash flows from financing activities:
Distributions to Partners	(496,811)	(1,977,130)
Net cash used in financing activities	(496,811)	(1,977,130)

Net (decrease) increase in cash and cash equivalents	(20,384)	726
Cash and cash equivalents, beginning of period	57,505	56,772
Cash and cash equivalents, end of period	$37,121	$57,498

Cash payments for:
Interest	$—	$6,750

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

Note 1−General and Basis of Presentation

The PDC 2003-B Limited Partnership (the “Partnership”) was organized as a limited partnership on June 13, 2003 in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of the sale of Partnership units on September 3, 2003, the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado and from the wells, the Partnership produces and sells natural gas and oil.

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

As of September 30, 2010, there were 779 Investor Partners.  As of September 30, 2010, the Managing General Partner has repurchased 34.13 units of the total 867.33 outstanding units of Partnership interests from Investor Partners at an average price of $7,200 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

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

In the Managing General Partner’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC.  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in the Partnership’s 2009 Form 10-K.  The Partnership’s accounting policies are described in the Notes to Financial Statements in the Partnership’s 2009 Form 10-K and updated, as necessary, in this Form 10-Q.  The results of operations for the three and nine months ended September 30, 2010, and the cash flows for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year or any other future period.

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
September 30, 2010
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

Internal Control over Financial Reporting in Exchange Act Periodic Reports

By Final Rule effective September 21, 2010, the SEC amended its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002, or SOX, as added by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The new SEC rules exempt the Partnership, as a smaller reporting company filer, from the SOX requirement that registrants which are accelerated or large accelerated filers, obtain and include in their annual report filed with the SEC, their independent registered public accounting firm’s attestation report on the effectiveness of the registrant’s internal controls over financial reporting.

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

	September 30, 2010	December 31, 2009

Natural gas and oil sales revenues collected from the Partnership’s third-party customers	$87,431	$106,460
Commodity Price Risk Management, Realized Gains	28,797	132,191
Other (1)	(210,867)	(337,261)
Total Due to Managing General Partner-other, net	$(94,639)	$(98,610)

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner.  The majority of these are operating costs or general and administrative costs which have not been deducted from distributions.

Index

PDC 2003-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for the three and nine months ended September 30, 2010 and 2009.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas and oil production costs” line item on the statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Well operations and maintenance	$130,268	$96,690	$358,675	$278,150
Gathering, compression and processing fees	8,696	9,428	25,972	25,894
Direct costs - general and administrative	28,560	38,338	319,784	66,547
Cash distributions*	3,152	205,222	113,817	435,285

*Cash distributions include $427 and $14,454 during the three and nine months ended September 30, 2010, respectively, and $21,313 and $39,860 during the three and nine months ended September 30, 2009, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

Note 4−Fair Value Measurements

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses financial institutions, which are also major lenders in PDC’s credit facility agreement, as counterparties to the Partnership’s derivative contracts.  The Managing General Partner has evaluated the credit risk of the counterparties holding the Partnership’s derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, as of September 30, 2010, the impact of non-performance risk on the fair value of the Partnership’s derivative assets and liabilities was not significant.  Validation of the Partnership’s contracts’ fair values are performed internally and while the Managing General Partner uses common industry practices to develop valuation techniques, changes in the Managing General Partner’s pricing methodologies or the underlying assumptions could result in significantly different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2003-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2009
Assets:
Commodity based derivatives	$163,840	$201,833	$365,673
Total assets	163,840	201,833	365,673

Liabilities:
Commodity based derivatives	(11,426)	(49,433)	(60,859)
Basis protection derivative contracts	—	(585,864)	(585,864)
Total liabilities	(11,426)	(635,297)	(646,723)

Net asset (liability)	$152,414	$(433,464)	$(281,050)

As of September 30, 2010
Assets:
Commodity based derivatives	$747,260	$69,480	$816,740
Total assets	747,260	69,480	816,740

Liabilities:
Commodity based derivatives	—	(43,689)	(43,689)
Basis protection derivative contracts	—	(514,414)	(514,414)
Total liabilities	—	(558,103)	(558,103)

Net asset (liability)	$747,260	$(488,623)	$258,637

The following table presents the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Nine months ended September 30, 2010
Fair value, net liability, as of December 31, 2009	$(433,464)
Changes in fair value included in statement of operations line item:
Commodity price risk management, net	60,627
Settlements	(115,786)
Fair value, net liability, as of September 30, 2010	$(488,623)

Change in unrealized gains (losses) relating to assets (liabilities) still held as of September 30, 2010 included in statement of operations line item:
Commodity price risk management, net	$10,269

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

Index

PDC 2003-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

Note 5−Derivative Financial Instruments

As of September 30, 2010, the Partnership had derivative instruments, comprised of commodity collars, commodity fixed-price swaps and a basis swap, in place for a portion of its anticipated production through 2013 for a total of 419,046 MMbtu of natural gas and 4,978 Bbls of oil.  Partnership policy prohibits the use of natural gas and oil derivative instruments for speculative purposes.

The following table summarizes the line item and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets.

			Fair Value
Derivative instruments not designated as hedge (1):		Balance Sheet Line Item	September 30, 2010	December 31, 2009

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$313,161	$204,247

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	503,579	161,426

Total Derivative Assets			$816,740	$365,673

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$31,374	$11,745

	Basis protection contracts	Due to Managing General Partner-derivatives	154,504	152,515

	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	12,316	49,114

	Basis protection contracts	Due to Managing General Partner-derivatives	359,909	433,349

Total Derivative Liabilities			$558,103	$646,723

(1) As of September 30, 2010 and December 31, 2009, none of the Partnership’s derivative instruments were designated as hedges.

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Losses For the Current Period	Total

Commodity price risk management, net
Realized gains (losses)	$16,128	$16,455	$32,583	$177,593	$(242)	$177,351
Unrealized (losses) gains	(16,128)	240,974	224,846	(177,593)	(187,574)	(365,167)
Total commodity price risk management gain (loss), net	$—	$257,429	$257,429	$—	$(187,816)	$(187,816)

	Nine months ended September 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Commodity price risk management, net
Realized gains	$58,313	$156,841	$215,154	$577,691	$131,253	$708,944
Unrealized (losses) gains	(58,313)	598,000	539,687	(577,691)	(611,951)	(1,189,642)
Total commodity price risk management gain (loss), net	$—	$754,841	$754,841	$—	$(480,698)	$(480,698)

Index

PDC 2003-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

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

Note 6−Commitments and Contingencies

Environmental

Due to the nature of the natural gas and oil business, the Partnership is exposed to environmental risks.  The Managing General Partner has various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination.  The Managing General Partner conducts periodic reviews to identify changes in the Partnership’s environmental risk profile.  Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  During the second quarter of 2010, the Managing General Partner identified existing ground contamination at one Partnership well.  The accrual of approximately $50,000 was the estimated cost attributable to the Partnership, based principally on estimated third party costs, to remediate the ground contamination.  The Partnership recorded the accrued environmental remediation liability in the Balance Sheet line item captioned “Accounts payable and accrued expenses.” This accrual represented costs estimated to be incurred in addition to normal recurring environmental-related expenditures which have been incurred and recorded at June 30, 2010.  During the third quarter of 2010, the Managing General Partner identified existing ground contamination at four additional Partnership wells.  The Partnership recorded an additional environmental remediation accrual of approximately $36,000 for these sites during the third quarter, in a manner consistent with that which was applied during the second quarter, as previously described.  At September 30, 2010, the Partnership’s accrued environmental liability is approximately $80,000, which represents the remaining estimated costs to complete environmental remediation at the five Partnership well sites, less actual costs incurred through September 30, 2010, if any.  The Managing General Partner is not aware of any environmental claims existing as of September 30, 2010, which have not been provided for or would otherwise have a material impact on the Partnership’s financial statements.  However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership’s properties.

In December 2008, the Managing General Partner received a Notice of Violation/Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment (the “CDPHE”), related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of eight users of this road, all of which are natural gas and oil companies operating in the Piceance region of Colorado.  Operating expenses, including this fine, if any, are allocated among the users of the road based upon their respective usage.  The Partnership has five wells in this region.  The Notice alleged a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009, and April 8, 2009.  Commencing in December 2009, the Managing General Partner entered into negotiations with the CDPHE regarding this notice and a settlement was accepted by CDPHE in November 2010.  This settlement did not have a material impact on the Partnership’s financial position or results of operations.

Index

PDC 2003-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

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

Partnership Overview

PDC 2003-B Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership began oil and gas operations in September 2003 and operates 25 gross (22.3 net) productive wells located in the Rocky Mountain Region in the state of Colorado.  One additional Wattenberg Field Partnership well (0.9 net well) is temporarily not in production at September 30, 2010 due to equipment problems.  The Managing General Partner markets the Partnership’s natural gas production to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC does not charge an additional fee for the marketing of the natural gas and oil because these services are covered by the monthly well operating charge.  PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership’s results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

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

Well Refracturing Plan

The Managing General Partner has prepared a plan for the Partnership’s Wattenberg Field wells that were initially completed in the Codell formation during the Partnership’s initial development (the “Well Refracturing Plan”).  Under the Well Refracturing Plan, the Partnership plans to initiate Codell formation refracturing activities during 2011.  These refracturing, or “refracing,” activities will consist of a second hydraulic fracturing treatment to the currently producing Codell formation.

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

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Partnership Operating Results Overview

Natural gas and oil sales increased 9% or $0.1 million for the first nine months of 2010 compared to the first nine months of 2009, even though production volumes decreased 24% period-to-period.  This increase was driven primarily by the improved commodity price environment.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $5.82 for the current year period compared to $4.07 for the same period a year ago.  Realized derivative gains from natural gas and oil sales contributed an additional $1.46 per Mcfe or $0.2 million to the first nine months of 2010 total revenues.  Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, decreased to $7.28 for the current year nine months from $7.73 for the same prior year period.

The Partnership’s combined natural gas and oil production expenses and direct costs−administrative and general, increased by $0.3 million during the 2010 nine month period.  Production costs were higher primarily due to the recognition of an environmental remediation liability while direct costs rose as a result of the Partnership’s independent registered public accounting firm fees rendered for audit services.  These audit services were conducted under the 2010 Partnership SEC reporting compliance effort related to the filing of the Partnership’s financial statements for the years 2005 through 2009.

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Number of producing wells (end of period)	25	26	(1)	25	26	(1)

Production (1)
Natural gas (Mcf)	39,673	49,480	-20%	116,543	149,969	-22%
Oil (Bbl)	1,574	2,514	-37%	5,168	7,343	-30%
Natural gas equivalents (Mcfe) (2)	49,117	64,564	-24%	147,551	194,027	-24%

Natural Gas and Oil Sales
Natural gas	$142,305	$137,167	4%	$487,143	$418,250	16%
Oil	110,201	154,136	-29%	371,843	371,831	0%
Total natural gas and oil sales	$252,506	$291,303	-13%	$858,986	$790,081	9%

Realized Gain on Derivatives, net
Natural gas	$3,771	$135,163	-97%	$137,031	$520,737	-74%
Oil	28,812	42,188	-32%	78,123	188,207	-58%
Total realized gain on derivatives, net	$32,583	$177,351	-82%	$215,154	$708,944	-70%

Average Selling Price (excluding realized gain on derivatives)
Natural gas (per Mcf)	$3.59	$2.77	29%	$4.18	$2.79	50%
Oil (per Bbl)	70.01	61.31	14%	71.95	50.64	42%
Natural gas equivalents (per Mcfe)	5.14	4.51	14%	5.82	4.07	43%

Average Selling Price (including realized gain on derivatives)
Natural gas (per Mcf)	$3.68	$5.50	-33%	$5.36	$6.26	-14%
Oil (per Bbl)	88.32	78.09	13%	87.07	76.27	14%
Natural gas equivalents (per Mcfe)	5.80	7.26	-20%	7.28	7.73	-6%

Average Lifting Cost (per Mcfe) (3)	$3.05	$1.87	63%	$2.79	$1.78	56%

Operating costs and expenses
Direct costs - general and administrative	$28,560	$38,338	-26%	$319,784	$66,547	*
Depreciation, depletion and amortization	$153,498	$270,047	-43%	$465,752	$803,951	-42%

Cash distributions	$13,625	$919,547	-99%	$496,811	$1,977,130	-75%

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

Natural Gas and Oil Sales

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The $0.1 million, or 9% increase in sales for the 2010 nine month period as compared to the prior year period, was primarily a reflection of the significantly higher average sales price per Mcfe, of 43%, which was partially offset by a production volume decrease of 24%.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $5.82 for the current year nine month period compared to $4.07 for the same period a year ago.

Natural gas revenues increased by 16% while oil revenues were unchanged, period-to-period. The Partnership’s natural gas revenue increase resulted from rising commodity prices per Mcf, of 50%, which was partially offset by lower Partnership natural gas production volumes of 22%.  The Partnership’s stable oil revenues were the result of the rise in commodity prices per Bbl, of 42% which were offset by the decline in oil production volumes of 30% during the current nine month period.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

The 13% decline in sales for the 2010 third quarter as compared to the prior year third quarter was primarily a reflection of the decline in production volumes of 24%, partially offset by a higher average sales price per Mcfe of 14%.  Average sales prices per Mcfe, excluding the impact of realized derivative gains, were $5.14 for the current year quarter compared to $4.51 for the same quarter a year ago.

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

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a variety of prices, which primarily includes natural gas sold at Colorado Interstate Gas, or CIG, prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby regional prices.  The CIG Index, and other indices for production delivered to Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based, because of the lack of interstate transmission capacity which moved Rocky Mountain natural gas production to Northeastern U.S. industrial and heating markets.  This negative differential has narrowed in the last year and is lower than historical variances.  This negative differential between NYMEX and CIG averaged $0.72 and $1.16 for the three and nine months ended September 30, 2009, respectively, and narrowed to an average of $0.51 and $0.88 for the three and nine months ended September 30, 2010, respectively.

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

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Commodity price risk management gain (loss), net
Realized gain
Natural Gas	$3,771	$135,163	$137,031	$520,737
Oil	28,812	42,188	78,123	188,207
Total realized gain, net	32,583	177,351	215,154	708,944

Unrealized gain (loss)
Reclassification of realized gain included in prior periods unrealized	(16,128)	(177,593)	(58,313)	(577,691)
Unrealized gain (loss) for the period	240,974	(187,574)	598,000	(611,951)
Total unrealized gain (loss), net	224,846	(365,167)	539,687	(1,189,642)
Commodity price risk management gain (loss), net	$257,429	$(187,816)	$754,841	$(480,698)

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The realized derivative gains for the 2010 nine month period were $0.2 million.  These realized gains were primarily a result of lower natural gas and oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position.  For the 2010 nine month period, realized gains related to the Partnership’s commodity positions were $0.2 million which were partially offset by realized losses on the Partnership’s basis position.  Unrealized gains for the 2010 nine month period were $0.6 million due primarily to a downward shift in the natural gas and oil forward curves, offset by unrealized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position.  Unrealized gains on the Partnership’s commodity positions for the 2010 nine month period were $0.6 million, which were partially offset by unrealized losses on the Partnership’s basis position.

For the 2009 nine month period, the Partnership realized significant derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

The Partnership’s realized gains are a result of lower natural gas and oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position.  For the quarter, realized gains related to the Partnership’s commodity positions were partially offset by realized losses on the Partnership’s basis position.  For the 2010 quarter, the unrealized gains of $0.2 million were primarily related to the natural gas positions, as the forward strip price shifted downward during the quarter, and the widening of the NYMEX-CIG basis differential.  Unrealized gains on the Partnership’s commodity positions for the 2010 third quarter were approximately $0.2 million, which were partially offset by unrealized losses on the Partnership’s basis position.

For the 2009 third quarter, the Partnership realized significant derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

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

The following table presents the Partnership’s derivative positions in effect as of September 30, 2010.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
		Weighted Average		Quantity	Weighted Average		Weighted Average	Fair Value at
Commodity/	Quantity	Contract Price		(Gas-Mmbtu(1)	Contract	Quantity	Contract	September 30,
Index	(Gas-Mmbtu(1))	Floors	Ceilings	Oil-Bbls)	Price	(Gas-Mmbtu(1))	Price	2010(2)

Natural Gas
CIG
10/01 - 12/31/2010	11,818	$4.75	$9.45	—	$—	—	$—	$13,163
01/01 - 03/31/2011	17,727	4.75	9.45	—	—	—	—	16,453

NYMEX
10/01 - 12/31/2010	3,181	5.75	8.30	22,242	6.14	26,387	(1.88)	17,549
01/01 - 03/31/2011	4,340	5.75	8.30	13,813	6.83	18,153	(1.88)	15,127
04/01 - 06/30/2011	—	—	—	35,391	6.78	35,391	(1.88)	42,128
07/01 - 09/30/2011	—	—	—	34,795	6.73	34,795	(1.88)	34,137
10/01 - 12/31/2011	—	—	—	33,790	6.78	33,790	(1.88)	21,244
2012-2013	6,617	6.00	8.27	235,332	7.05	241,948	(1.88)	122,424
Total Natural Gas	43,683			375,363		390,464		282,225

Oil
NYMEX
10/01 - 12/31/2010	—	—	—	1,720	92.96	—	—	20,100
01/01 - 03/31/2011	—	—	—	782	70.75	—	—	(9,383)
04/01 - 06/30/2011	—	—	—	805	70.75	—	—	(10,537)
07/01 - 09/30/2011	—	—	—	825	70.75	—	—	(11,454)
10/01 - 12/31/2011	—	—	—	846	70.75	—	—	(12,314)
Total Oil	—			4,978		—		(23,588)

Total Natural Gas and Oil								$258,637

(1)	A standard unit of measure for natural gas (one MMbtu equals one Mcf).
(2)
Approximately 9% of the fair value of the Partnership’s derivative assets and all of the Partnership’s derivative liabilities were measured using significant unobservable inputs (Level 3), see Note 4, Fair Value Measurements, to the accompanying unaudited condensed financial statements included in this report.

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Natural Gas and Oil Production Costs

Generally, natural gas and oil production costs vary with changes in total natural gas and oil sales and production volumes.  Production taxes are estimates by the Managing General Partner based on tax rates determined using published information.  These estimates are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities.  Production taxes vary directly with total natural gas and oil sales.  Transportation costs vary directly with production volumes.  Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve.  In addition, general oil field services and all other costs vary and can fluctuate based on services required but are expected to increase as wells age and require more extensive repair and maintenance.  These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation, and service rig workovers.

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

For the nine months ended September 30, 2010 compared to the same period in 2009, natural gas and oil production, on an energy equivalency-basis, decreased 24%, due to normal production declines for this stage in the wells’ production life cycle in addition to production reductions that resulted from well equipment problems at two Partnership wells.

Current period production and operating costs were higher by approximately $0.1 million, primarily due to the nonrecurring recognition of an $80,000 environmental remediation liability.  On-going production costs, for the 2010 period compared to the prior year period, rose as a result of production tax increases due to higher commodity valuations and higher well operations costs that were the result of the increase in the per well operations fee charged by the Managing General Partner, consistent with the terms of the D&O Agreement. Production volume-associated reductions in production taxes, natural gas transportation and lease operating expenses partially offset these expense increases.  Production and operating costs per Mcfe rose to $2.79 during the current period compared to $1.78 for the prior year period due to the effect of higher per-well related expenditures offset by lower per-volume related natural gas and oil production costs.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

For the quarter ended September 30, 2010 compared to the same period in 2009, natural gas and oil production on an energy equivalency-basis, decreased 24%, primarily as a result of the Partnership wells’ reduced performance due to the same factors that are noted above.

Production and operating costs were higher by $29,000, primarily due to the $30,000 third quarter environmental remediation liability recognition related to four Partnership well locations in addition to higher well operations fees and production taxes, more fully described above.  These cost increases were partially offset by lower volume-associated production costs, previously noted.  Production and operating costs per Mcfe rose to $3.05 during the current period compared to $1.87 for the prior year period due to the effect of higher per-well related expenditures offset by lower per-volume related natural gas and oil production costs.

Direct Costs−General and Administrative

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs increased during the nine months ended September 30, 2010, compared to the same period in 2009, by approximately $0.3 million principally due to increased fees for professional services related to the Partnership’s SEC reporting compliance efforts previously described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations−Partnership Operating Results Overview.

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer’s reserve reports and legal matters.  Direct costs remained substantially unchanged during the three months ended September 30, 2010, compared to the same period in 2009.

Depreciation, Depletion and Amortization

DD&A expense related to natural gas and oil properties is directly related to production volumes for the period.  For the quarter ended September 30, 2009, the Partnership’s natural gas and oil economically producible reserve quantities were determined by valuing in-ground natural gas and oil resources, at the price of natural gas and oil as of December 31, 2008.  Upon adoption, in the fourth quarter of 2009, of the SEC’s final rule regarding the modernization of oil and gas reporting, the Partnership changed to a valuation price determined by the 12-month average of the first-day-of-the-month price during each month of 2009.

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The DD&A expense rate per Mcfe decreased to $3.16 for the 2010 nine month period, compared to $4.14 during the same period in 2009, as calculated by the respective methodologies described above.  The decrease in the per Mcfe rates for the 2010 period compared to the 2009 period is primarily the result of the reduction of the capitalized properties subject to DD&A as a consequence of the fourth quarter 2009 Grand Valley Field loss on natural gas and oil properties’ impairment.  This reduction in the DD&A expense rate period-over-period due to impairment recognition was partially offset by the effect of the Partnership’s proved developed producing reserve revisions at December 31, 2009 compared to December 31, 2008, in which the downward estimate revision of the Partnership’s proved developed producing natural gas and oil reserves in the Partnership’s Grand Valley Field was partially offset by an upward estimate in Wattenberg Field reserves.  The decreased DD&A expense rate, combined with the effect of the production declines noted in previous sections, resulted in a decreased DD&A expense of approximately $0.3 million for the 2010 nine month period compared to the same 2009 period.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

The DD&A expense rate per Mcfe decreased to $3.13 for the 2010 third quarter, compared to $4.18 during the same quarter in 2009 as calculated by the respective methodologies described above.  The decrease in the per Mcfe rates for the 2010 third quarter compared to the 2009 third quarter is a result of the offsetting effects of the Grand Valley Field impairment recognition and annual reserve estimate revisions, noted above.  The lower DD&A expense rate, combined with the effect of the production declines noted in previous sections, resulted in the DD&A expense reduction of $0.1 million for the 2010 third quarter compared to the same 2009 quarter.

Capital Resources and Liquidity

The Partnership’s primary sources of cash for both the three and the nine months ended September 30, 2010 were from funds provided by operating activities which include the sale of natural gas and oil production and the realized gains from the Partnership’s derivative positions.  These sources of cash were primarily used to fund the Partnership’s operating costs, general and administrative activities and provide monthly distributions to the Investor Partners and PDC, the Managing General Partner.  Fluctuations in the Partnership’s operating cash flow are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions.  Commodity prices have historically been volatile and the Partnership attempts to manage this volatility through derivatives.  Therefore, the primary source of the Partnership’s cash flow from operations becomes the net activity between the Partnership’s natural gas and oil sales and realized derivative gains and losses.  However, the Partnership does not engage in speculative positions, nor does the Partnership hold economic hedges for 100% of the Partnership’s expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations.  As of September 30, 2010, the Partnership had natural gas and oil derivative positions in place covering substantially all of the expected natural gas production and 78% of expected oil production for the remainder of 2010, at an average price of $4.33 per Mcf and $92.96 per Bbl, respectively.  The Partnership’s current derivative position average prices have declined from the significantly higher average commodity contract strike price levels in effect during the 2009 comparative period which were the result of contracts entered into during the high 2008 commodity price market; accordingly, the Partnership anticipates realized gains for the next 12 months to remain substantially below gains realized in 2009 and the first quarter of 2010.  See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership’s revenues.

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

Working Capital

The Partnership had working capital of approximately $0.1 million at September 30, 2010 compared to working capital of $0.2 million at December 31, 2009.  This decrease of approximately $0.1 million was primarily due to the following changes in balances:

●	Natural gas and oil receivables decreased by $0.1 million as of September 30, 2010 compared to December 31, 2009.
●	Realized derivative gains receivables decreased by $0.1 million as of September 30, 2010 compared to December 31, 2009.
●	Net short-term unrealized derivative gains receivable increased by approximately $0.1 million as of September 30, 2010 compared to December 31, 2009.
●	Accounts payable and accrued expenses increased by $0.1 million as of September 30, 2010, compared to December 31, 2009, primarily due to the environmental remediation accrual.
●
Due to the Managing General Partner-other payable, excluding natural gas and oil sales received from third parties and realized derivative gains, decreased by approximately $0.1 million as of September 30, 2010 compared to December 31, 2009.

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

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of natural gas and oil or environmental protection.  These amounts totaled approximately $4,000 and $96,000 for the nine months ended September 30, 2010 and 2009, respectively.

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in March 2004 and has distributed $18.5 million through September 30, 2010.  The table below presents the cash distributions to the Managing General Partner and Investor Partners, including Managing General Partner distributions relating to limited partnership units repurchased, for the periods described.

Three months ended September 30,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$2,725	$10,900	$13,625

2009	$183,909	$735,638	$919,547

Nine months ended September 30,	Managin General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$99,363	$397,448	$496,811

2009	$395,425	$1,581,705	$1,977,130

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

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Operating Activities

Net cash provided by operating activities was $0.5 million for the nine months ended September 30, 2010, compared to approximately $2.1 million for the comparable period in 2009.  The approximately $1.6 million decrease in cash provided by operating activities was due primarily to the following:

●
A decrease in commodity price risk management realized gains receipts of $0.5 million, or 63%, accompanied by increases in natural gas and oil production costs of approximately $0.1 million, or 18%, and in direct costs – general and administrative of $0.3 million;

●	A decrease in accounts payable−accrued expenses payments of $0.1 million and

●	An increase in Due to Managing General Partner-other, net, payments of approximately $0.8 million, excluding natural gas and oil sales received from third parties and realized derivative gains.

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

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, PDC, as Managing General Partner of the Partnership, carried out an evaluation under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Managing General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in Internal Control over Financial Reporting

PDC, the Managing General Partner, made no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

The following table presents information about the Managing General Partner’s limited partner unit repurchases during the three months ended September 30, 2010.

Period	Total Number of Units Repurchased	Average Price Paid per Unit

July 1−31, 2010	0.25	$3,660
August 1−31, 2010	0.50	3,460
September 1−30, 2010	—	—
Total third quarter Unit Repurchase Program repurchases	0.75

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6.	Exhibits

(a)     Exhibit Index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Limited Partnership Agreement	10-K	000-50616	3.1	02/12/2010

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law	10-K	000-50616	3.2	02/12/2010

10.1	Drilling and operating agreement between the Partnership and Petroleum Development Corporation, as Managing General Partner.	10-K	000-50616	10.1	02/12/2010

10.2	Form of assignment of leases to the Partnership	10-K	000-50616	10.2	02/12/2010

10.4	Gas Purchase and Processing Agreement between Duke Energy Field Services, Inc.; United States Exploration, Inc.; and Petroleum Development Corporation, dated October 28, 1999 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.3	03/31/2009

10.5	Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and Aceite Energy Corporation, Walker Exploratory Program 1982-A Limited and Cattle Creek Company, dated October 14, 1983 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.4	03/31/2009

10.6	Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and SHF Partnership, a Colorado general partnership, Trailblazer Oil and Gas, Inc., Alfa Resources, Inc., Pulsar Oil and Gas, Inc., Overthrust Oil Royalty Corporation, Corvette Petroleum Ltd., Robert Lanari, an individual, and Toby A Martinez, an individual, dated September 21, 1983 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.5	03/31/2009

Index

PDC 2003-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
10.7	Domestic Crude Oil Purchase Agreement with ConocoPhillips Company, dated January 1, 1993, as amended by agreements with Teppco Crude Oil, LLC dated August 2, 2007; September 24, 2007; October 17, 2007; January 7, 2008; January 15, 2008; and April 17, 2008 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.6	03/31/2009

10.8	Gas Purchase Agreement between Williams Production RMT Company, Riley Natural Gas Company and Petroleum Development Corporation, dated as of June 1, 2006 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.7	03/31/2009

10.9	Domestic Crude Oil Purchase Agreement between Suncor Energy Marketing Inc. and Petroleum Development Corporation, dated April 22, 2008 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership]	10-Q	000-53201	10.1	05/18/2009

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